Form 10-K
period 2001-12-31
BOMBARDIER CREDIT RECEIVABLES CORP SERIES 2000-1
filed 2002-05-01
CIK 1139602

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December  31, 2001

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

Delaware                                                         03-6059105
(State or other jurisdiction                              (IRS Employer
 of Incorporation)                                           Identification No.)

1600 Mountain View Drive, Colchester, Vermont                     05446
(Address of principal executive offices)                         (ZIP code)

Registrant's telephone number, including area code:             (802) 655-2824


Securities registered pursuant to Section 12(b) of the Act:
              Title of each class                             None
              Name of each exchange on which registered       Not Applicable

Securities registered pursuant to Section 12(g) of the Act:    None

Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                 Yes:  X                           No:

                                PART I.

ITEM 1.    BUSINESS

           Nothing To Report.

ITEM 2.    PROPERTIES

           For information regarding the property of the Trust and regarding the Floating Rate Class A Asset Backed Certificates, Series 2000-1 (the "Series 2000-1 Class A Certificates") and the Floating Rate Class B Asset Backed Certificates, Series 2000-1 (the "Series 2000-1 Class B Certificates"), see the 2001 AGGREGATE DISTRIBUTION DATE STATEMENT filed as Exhibit 99.1 to this Annual Report on Form 10-K.

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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Nothing to Report

                                PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

           (a) Exhibits:

              99.1 2001 Series 2000-1 AGGREGATE DISTRIBUTION DATE STATEMENT
              99.2 2001 ANNUAL SERVICER'S CERTIFICATE
              99.3 2001 ANNUAL REPORT OF INDEPENDENT ACCOUNTANTS ON COMPLIANCE

           (b) Reports on Form 8-K:

           Currents reports on Form 8-K are filed with-in fifteen (15) days after each monthly distribution with respect to the Class A Certificates and the Class B Certificates. The reports include, as an exhibit, the monthly Distribution Date Statement with respect to the Class A Certificates and the Class B Certificates.

           Current              Reports on Form 8-K were filed on:
                                February 28, 2001       August 29, 2001
                                March 26, 2001          September 28, 2001
                                April 27, 2001          October 23, 2001
                                May 30, 2001            November 29, 2001
                                June 29, 2001           December 27, 2001
                                July 25, 2001           January 30, 2002

 Signatures

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BOMBARDIER CREDIT RECEIVABLES CORPORATION

              By:              /s/Mark Boucher
              Name:            Mark Boucher
              Title:           Treasurer
              Date:            April 30, 2002

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature

By:           /s/Robert Gillespie
Name:         Robert Gillespie
Title:        Director
Date:         April 30, 2002


By:           /s/Brian Peters
Name:         Brian Peters
Title:        Director
Date:         April 30, 2002


By:           /s/Laurence W. Howard, III
Name:         Laurence W. Howard, III
Title:        Director
Date:         April 30, 2002


By:           /s/Bernard J. Angelo
Name:         Bernard J. Angelo
Title:        Director
Date:         April 30, 2002


By:           /s/Christopher T. Burt
Name:         Christopher T. Burt
Title:        Director
Date:         April 30, 2002


Exhibit Index


Exhibit No.

              99.1 2001 Series 2000-1 AGGREGATE DISTRIBUTION DATE STATEMENT
              99.2 2001 ANNUAL SERVICER'S CERTIFICATE
              99.3 2001 ANNUAL REPORT OF INDEPENDENT ACCOUNTANTS ON COMPLIANCE


Exhibit 99.1

Bombardier Credit Receivables Corporation
Bombardier Capital Inc. as Servicer
AGGREGATE DISTRIBUTION DATE STATEMENT  Series 2000-1
For the Calendar Year:     2001
1 Amount of principal paid or distributed:
  (a) Class A Certificates:                                                                                           0.00
  per $1,000 original principal amount of Class A Certificates                                                        0.00
  (b) Class B Certificates:                                                                                           0.00
  per $1,000 original principal amount of Class B Certificates                                                        0.00
2 Floating Allocation Percentage for such Collection Period (unweighted average):                                   34.03%
3 Principal Allocation Percentage for such Collection Period:                                                          N/A
4. Amount of interest paid or distributed:
  (a) Class A Certificates:                                                                                   17,159,645.58
  per $1,000 original principal amount of Class A Certificates                                                       45.81
  (b) Class B Certificates:                                                                                   1,243,792.14
  per $1,000 original principal amount of Class B Certificates                                                       48.97
5.(a) Series 2000-1 Investor Default Amount for such Distribution Date:                                       19,670,487.37
6. Required Subordination Draw Amount, if any,                                                                        0.00
    for the preceding Collection Period (or for such Distribution Date):
7.  (a) Amount of Investor Charge-Offs for the preceding Collection Period:                                           0.00
     (b) Amount of Reimbursements of Investor Charge-Offs for the preceding period:                                   0.00
8.  (a) Amount of Class A Carryover Amount being paid or distributed                                                  0.00
     (b)  Balance:                                                                                                    0.00
   Distributed per $1,000 original principal amount of Class A Certificates                                           0.00
9.  (a) Amount of Class B Carryover Amount being paid or distributed                                                  0.00
     (b)  Balance:                                                                                                    0.00
   Distributed per $1,000 original principal amount of Class B Certificates                                           0.00
10. Pool Balance at end of related Collection Period                                                          1,141,265,303
11.  After giving affect to distributions on this Distribution Date:
  (a) Outstanding principal amount of Class A Certificates:                                                    374,600,000
  (b) Outstanding principal amount of Class B Certificates:                                                     25,400,000
  (c) Certificate Balance:                                                                                     400,000,000
  (d) Pool Factor for Class A Certificates:                                                                   1.00000000000
  (e) Pool Factor for Class B Certificates:                                                                   1.00000000000
12. Applicable Interest Rate:
  (a) In general:
       (1)  LIBOR for the period from the previous Distribution Date to this Distribution Date:                        N/A
       (2)  Net Receivables Rate                                                                                       N/A
  (b) Class A Rate:                                                                                                    N/A
  (c) Class B Rate:                                                                                                    N/A
13.  (a) Amount of Monthly Servicing Fee for the preceding Collection Period                                     8,000,000
      (b) Series 2000-1 Excess Servicing Fee being distributed and remaining balance (if any):                  10,393,614
      (1) Distributed:                                                                                          10,393,614
      (2) Balance:                                                                                                    0.00
14.  Invested Amount on this Distribution Date (after giving effect to all distributions
       which will occur on such Distribution Date):                                                            400,000,000
15.  The Available Subordinated Amount (inclusive of incremental subordination)
             On the immediately preceding Distribution Date:                                                    23,280,423
             On this Distribution Date:                                                                         23,280,423
16.  The Incremental Subordinated Amount on the immediately preceding Determination Date                              0.00
             On this Distribution Date:                                                                               0.00
17.  The Reserve Fund Balance for this Distribution Date:                                                     2,000,000.00
18.  The Excess Funding Account Balance for this Distribution Date:                                                   0.00
19.  Amount in the Excess Funding Account at the beginning of an Early Amortization Period or
       Initial Amortization Period to be distributed as a payment of principal in respect to:
  (a) Class A Certificates:                                                                                            N/A
  (b) Class B Certificates (only if Class A Certificates have been paid in full):                                      N/A
20. The minimum Collection Account balance with respect to this Distribution Date:                                     N/A
  Series 1997-1 Interest Payments on Class A Certificates                                                              N/A
  Series 1997-1 Interest Payments on Class B Certificates                                                              N/A
  Series 1997-1 Investor Defaults (to be remitted to BCI)                                                              N/A
  Series 1996-1 Servicer Advances (to be remitted to BCI)                                                              N/A
  Series 1996-1 Investor Defaults (to be remitted to BCI)                                                              N/A
  Series 1997-2 Servicer Advances (to be remitted to BCI)                                                              N/A
  Series 1997-2 Investor Defaults (to be remitted to BCI)                                                              N/A
  Series 1997-2 Fees (to be remitted to ABN)                                                                           N/A
  Series 2000-1 Interest Payments on Class A Certificates                                                              N/A
  Series 2000-1 Interest Payments on Class B Certificates                                                              N/A
  Series 2000-1 Investor Defaults (to be remitted to BCI)                                                              N/A
  Series 2001-1 Interest Payments on Class A Certificates                                                              N/A
  Series 2001-1 Investor Defaults (to be remitted to BCI)                                                              N/A
  Collection Account Investment Proceeds (to be remitted to BCI)                                                       N/A
  Series 1997-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                                               N/A
  Series 1996-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                                               N/A
  Series 1997-2 Reserve Fund Investment Proceeds (to be remitted to BCI)                                               N/A
  Series 2000-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                                               N/A
  Series 2001-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                                               N/A
  Series 1997-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)                                        N/A
  Series 1996-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)                                        N/A
  Series 1997-2 Excess Fund Account Investment Proceeds (to be remitted to BCI)                                        N/A
  Series 2000-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)                                        N/A
  Series 2001-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)                                        N/A
21.  An Early Amortization Event has occurred:                                                                          NO
22.  The Servicer has elected not to extend the Initial Principal Payment Date:                                        N/A
23.  The ratio (expressed as a percentage) of (x) the average for each month of the net losses on the Receivables in the Pool during any 3 consecutive calendar months to (y) the
      average of the month-end Pool Balances for such three-month period is:                                           N/A
      (Annualized three month average net losses)                                                                      N/A
24. Three-Month Payment Rate for the three (3) most recent Collection Periods:                                         N/A
       A Three-Month Payment Rate Trigger has occurred:                                                                 NO
25. Receivables Rate :                                                                                                 N/A
26. Inventory Aging of the Eligible Pool Balance as of the end of the Collection Period:
                           0-120 days                                                                                  N/A
                          121-179 days                                                                                 N/A
                          180-269 days                                                                                 N/A
                          270-359 days                                                                                 N/A
                          360-479 days                                                                                 N/A
                          480 +                                                                                        N/A
27. Optional removal of Receivables aged greater than 450 days during the related Collection Period                    N/A
28. Eligible Investments on deposit in the Excess Funding Account and amounts on deposit in the Excess Funding Accounts for all other Series at the end of the Interest Period
     as a percentage of the assets of the Trust:                                                                     0.00%
     Has an asset composition Event Occurred:                                                                           NO
29. Amount of 491 Day Aged Receivables made Ineligible during Collection Period:                                       N/A
      Cumulative amount of 491 Day Aged Receivables made Ineligible from:
                                                                               Aged Ineligibles:Optional Removals:Put Limit:
          October 1, 2001 to January 31, 2002:                                         N/A             $0              N/A
       Has an Early Amortization Event Occurred:                                                                        NO
30. Principal Amount of Receivables subject to a Participation Interest at end of Collection Period:          2,646,774.25
31. Product Line Breakdown                                                                      Test Level:          Actual:
         Bombardier:                                                                                45.00%             N/A
         Marine:                                                                                    45.00%             N/A
         Recreational Vehicles:                                                                     20.00%             N/A
         CEA / Other:                                                                               10.00%             N/A
         Manufactured Housing:                                                                      45.00%             N/A
         Lawn & Garden:                                                                             10.00%             N/A
                 Total:                                                                                              0.00%
32. Overconcentration Amounts:
      Designated Manufacturer Concentration:                                                                          0.00
      Industry Overconcentrations:                                                                                    0.00
      Dealer Overconcentrations:                                                                                      0.00
      Manufacturer Overconcentrations:                                                                                0.00
                 Total Overconcentration Amounts:                                                                     0.00
33. (a) BRMT I Defaulted Amount for Collection Period:                                                          17,031,629
     (b) BRMT I Non-Principal Collections Collection Period:                                                   162,614,972
     (c) BRMT I Principal Collections Collection Period:                                                     2,385,815,511
     (d) BRMT I Recovery Amount for Collection Period:                                                          36,991,836
34. Total Defaulted Amount at end of Collection Period relating to non payment
      of at least $150 of interest due more than 90 days:                                                              N/A
35. Amount of Receivable purchased by the trust at a discount during Collection Period:                                N/A
36. Has an automatic Addition of Accounts Occurred:                                                                     NO
37. Pool data on Receivables added as Automatic Account Additions                                                      N/A
Prepared by: Sarah Kirker / Katie Varricchione
Bombardier Capital Inc.


Exhibt 99.2


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

3. A review of the activities of the Servicer during the calendar year ended December 31, 2001, and of its performance under the Agreement, was conducted under our supervision.

4. Based on such review, the Servicer has, to the best of our knowledge, performed in all material respects all of its obligations under the Agreement throughout such year and no material default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 5 below.

5. The following is a description of each material default in the performance of the Service's obligations under the provisions of the Agreement known to us to have been made by the Servicer during the year ended December 31, 2001, which sets forth in detail the (a) nature of each such default, (b) the action taken by the Servicer, if any, to remedy each such default, and (c) the current status of each such default: none.

Capitalized terms used but not defined herein are used as defined in the Agreement.

IN WITNESS WHEREOF, each of the undersigned has duly executed this Certificate this ___ day of April, 2001.



                         BOMBARDIER CAPITAL INC.

                        By: /s/Lawrence F. Assell
                            Lawrence F. Assell
                   Vice President and General Mananger

                          By: /s/Jean C. O'Neill
                             Jean C. O'Neill
                           Assistant Secretary



Exhibit 99.3

                         Independent Accountants' Report



Board of Directors
Bombardier Capital Inc.
as Servicer
1600 Mountainview Drive
Colchester, VT  05446

and

Deutsche Bank,
as Trustee
Four Albany Street
New York, New York  10006

Attention: Corporate Trust & Agency Group,
Structured Finance Team



                     Bombardier Receivables Master Trust I


We have examined management's assertion, included in the accompanying
Report of Management on Compliance, about Bombardier Capital Inc., (The "Servicer" or BCI) of compliance with the terms and conditions of Sections 3.01(d), 3.02, 3.04, 3.05, 3.09, 4.02, 4.03, 4.04, 10.01(a), 10.01(b) and
10.01(e)of the Pooling and Servicing Agreement dated as of January 1, 1994 (as amended, modified, supplemented or interpreted from time to time, the "Agreement") among Bombardier Credit Receivables Corporation, as the
Depositor, Bombardier Capital Inc., as the Servicer, and Deutsche Bank, as Trustee as of January 31, 2002 and for the period from February 1, 2001 through January 31, 2002. Management is responsible for the Servicer's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Servicer's compliance based on our examination.

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

In our opinion, management's assertion that the Servicer was in compliance, in all material respects, with the terms and conditions of the sections of the Agreement (as amended, modified, supplemented, or interpreted from time to time) as of January 31, 2002 and for the period February 1, 2001 through January 31, 2002, is fairly stated, in all material respects. However, we did note that during the period from January 15, 2002 to January 28, 2002, inclusive, the Series 2001-1 Reserve Fund was not maintained at the required minimum balance to maintain compliance with Section 10.01(a) of the Agreement. As noted in an April 29, 2002 letter from the Trustee, Deutsche Bank, this condition was the result of processing errors by Deutsche Bank and was not the result of actions or inactions by BCI, and absent the processing errors, BCI would have maintained compliance with Section 10.01(a) of the Agreement.


This report is intended solely for your information and should not be referred to or distributed for any purpose to anyone who is not authorized to receive such information as specified in the Agreement (as amended, modified, supplemented, or interpreted from time to time).


                                 ERNST & YOUNG
Boston, Massachusetts
April 30, 2002