Form 10-K
period 2002-12-31
BOMBARDIER CREDIT RECEIVABLES CORP SERIES 2000-1
filed 2003-05-01
CIK 1139602

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the Fiscal Year Ended December  31, 2002

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

                                PART I.

ITEM 1.    BUSINESS

           Nothing To Report.

ITEM 2.    PROPERTIES

           For information regarding the property of the Trust and regarding the Floating Rate Class A Asset Backed Certificates, Series 2000-1 (the "Series 2000-1 Class A Certificates") and the Floating Rate Class B Asset Backed Certificates, Series 2000-1 (the "Series 2000-1 Class B Certificates"), see the 2002 AGGREGATE DISTRIBUTION DATE STATEMENT filed as Exhibit 99.1 to this Annual Report on Form 10-K.

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


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Nothing to Report

                                PART IV.

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

           (a) Exhibits:

              99.1 2002 Series 2000-1 AGGREGATE DISTRIBUTION DATE STATEMENT
              99.2 2002 ANNUAL SERVICER'S CERTIFICATE
              99.3 2002 ANNUAL REPORT OF INDEPENDENT ACCOUNTANTS ON COMPLIANCE
              99.4 2002 DEPOSITOR'S CERTIFICATE

           (b) Reports on Form 8-K:

           Currents reports on Form 8-K are filed with-in fifteen (15) days after each monthly distribution with respect to the Class A Certificates and the Class B Certificates. The reports include, as an exhibit, the monthly Distribution Date Statement with respect to the Class A Certificates and the Class B Certificates.

           Current              Reports on Form 8-K were filed on:
                                February 28, 2002       August 30, 2002
                                March 29, 2002          September 30, 2002
                                April 30, 2002          October 31, 2002
                                June 04, 2002           November 27, 2002
                                June 28, 2002           December 31, 2002
                                July 31, 2002           January 31, 2003

 Signatures

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    BOMBARDIER CREDIT RECEIVABLES CORPORATION

              By:              /s/Mark Boucher
              Name:            Mark Boucher
              Title:           Treasurer
              Date:            April 30, 2003

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature



By:           /s/Brian Peters
Name:         Brian Peters
Title:        Director
Date:         April 30, 2003


By:           /s/Laurence W. Howard, III
Name:         Laurence W. Howard, III
Title:        Director
Date:         April 30, 2003


By:           /s/Bernard J. Angelo
Name:         Bernard J. Angelo
Title:        Director
Date:         April 30, 2003


By:           /s/Christopher T. Burt
Name:         Christopher T. Burt
Title:        Director
Date:         April 30, 2003


Exhibit Index


Exhibit No.

              99.1 2002 Series 2000-1 AGGREGATE DISTRIBUTION DATE STATEMENT
              99.2 2002 ANNUAL SERVICER'S CERTIFICATE
              99.3 2002 ANNUAL REPORT OF INDEPENDENT ACCOUNTANTS ON COMPLIANCE
              99.4 2002 DEPOSITOR'S CERTIFICATE

Exhibit 99.1

Bombardier Credit Receivables Corporation
Bombardier Capital Inc. as Servicer
DISTRIBUTION DATE STATEMENT  Series 2000-1
Distribution Date:                                        12/16/02
1 Amount of principal paid or distributed:
  (a) Class A Certificates:                                                                0.00
  per $1,000 original principal amount of Class A Certificates                             0.00
  (b) Class B Certificates:                                                                0.00
  per $1,000 original principal amount of Class B Certificates                             0.00
2 Floating Allocation Percentage for such Collection Period (unweighted average):        36.24%
3 Principal Allocation Percentage for such Collection Period:                               N/A
4. Amount of interest paid or distributed:
  (a) Class A Certificates:                                                        7,503,592.21
  per $1,000 original principal amount of Class A Certificates                            20.03
  (b) Class B Certificates:                                                          588,400.91
  per $1,000 original principal amount of Class B Certificates                            23.17
5.(a) Series 2000-1 Investor Default Amount for such Distribution Date:            4,857,537.88
6. Required Subordination Draw Amount, if any,                                             0.00
    for the preceding Collection Period (or for such Distribution Date):
7.  (a) Amount of Investor Charge-Offs for the preceding Collection Period:                0.00
     (b) Amount of Reimbursements of Investor Charge-Offs for the preceding period:        0.00
8.  (a) Amount of Class A Carryover Amount being paid or distributed                       0.00
     (b)  Balance:                                                                         0.00
   Distributed per $1,000 original principal amount of Class A Certificates                0.00
9.  (a) Amount of Class B Carryover Amount being paid or distributed                       0.00
     (b)  Balance:                                                                         0.00
   Distributed per $1,000 original principal amount of Class B Certificates                0.00
10. Pool Balance at end of related Collection Period                              1,114,085,705
11.  After giving affect to distributions on this Distribution Date:
  (a) Outstanding principal amount of Class A Certificates:                         374,600,000
  (b) Outstanding principal amount of Class B Certificates:                          25,400,000
  (c) Certificate Balance:                                                          400,000,000
  (d) Pool Factor for Class A Certificates:                                       1.00000000000
  (e) Pool Factor for Class B Certificates:                                       1.00000000000
12. Applicable Interest Rate:
  (a) In general:
       (1)  LIBOR for the period from the previous Distribution Date to this Distribution DaN/A
       (2)  Net Receivables Rate                                                            N/A
  (b) Class A Rate:                                                                         N/A
  (c) Class B Rate:                                                                         N/A
13.  (a) Amount of Monthly Servicing Fee for the preceding Collection Period          8,000,000
      (b) Series 2000-1 Excess Servicing Fee being distributed and remaining balance 27,031,361
      (1) Distributed:                                                               27,031,361
      (2) Balance:                                                                         0.00
14.  Invested Amount on this Distribution Date (after giving effect to all distributions
       which will occur on such Distribution Date):                                 400,000,000
15.  The Available Subordinated Amount (inclusive of incremental subordination)
             On the immediately preceding Distribution Date:                         23,280,423
             On this Distribution Date:                                              23,280,423
16.  The Incremental Subordinated Amount on the immediately preceding Determination Date   0.00
             On this Distribution Date:                                                    0.00
17.  The Reserve Fund Balance for this Distribution Date:                          2,000,000.00
18.  The Excess Funding Account Balance for this Distribution Date:                        0.00
19.  Amount in the Excess Funding Account at the beginning of an Early Amortization Period or
       Initial Amortization Period to be distributed as a payment of principal in respect to:
  (a) Class A Certificates:                                                                 N/A
  (b) Class B Certificates (only if Class A Certificates have been paid in full):           N/A
20. The minimum Collection Account balance with respect to this Distribution Date:          N/A
  Series 1997-1 Interest Payments on Class A Certificates                                   N/A
  Series 1997-1 Interest Payments on Class B Certificates                                   N/A
  Series 1997-1 Investor Defaults (to be remitted to BCI)                                   N/A
  Series 1996-1 Servicer Advances (to be remitted to BCI)                                   N/A
  Series 1996-1 Investor Defaults (to be remitted to BCI)                                   N/A
  Series 1997-2 Servicer Advances (to be remitted to BCI)                                   N/A
  Series 1997-2 Investor Defaults (to be remitted to BCI)                                   N/A
  Series 1997-2 Fees (to be remitted to ABN)                                                N/A
  Series 2000-1 Interest Payments on Class A Certificates                                   N/A
  Series 2000-1 Interest Payments on Class B Certificates                                   N/A
  Series 2000-1 Investor Defaults (to be remitted to BCI)                                   N/A
  Series 2001-1 Interest Payments on Class A Certificates                                   N/A
  Series 2001-1 Investor Defaults (to be remitted to BCI)                                   N/A
  Collection Account Investment Proceeds (to be remitted to BCI)                            N/A
  Series 1997-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                    N/A
  Series 1996-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                    N/A
  Series 1997-2 Reserve Fund Investment Proceeds (to be remitted to BCI)                    N/A
  Series 2000-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                    N/A
  Series 2001-1 Reserve Fund Investment Proceeds (to be remitted to BCI)                    N/A
  Series 1997-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)             N/A
  Series 1996-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)             N/A
  Series 1997-2 Excess Fund Account Investment Proceeds (to be remitted to BCI)             N/A
  Series 2000-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)             N/A
  Series 2001-1 Excess Fund Account Investment Proceeds (to be remitted to BCI)             N/A
21.  An Early Amortization Event has occurred:                                               NO
22.  The Servicer has elected not to extend the Initial Principal Payment Date:             N/A
23.  The ratio (expressed as a percentage) of (x) the average for each month of the net losses on the Receivables in the Pool during any 3 consecutive calendar months to (y) the
      average of the month-end Pool Balances for such three-month period is:                N/A
      (Annualized three month average net losses)                                           N/A
24. Three-Month Payment Rate for the three (3) most recent Collection Periods:              N/A
       A Three-Month Payment Rate Trigger has occurred:                                      NO
25. Receivables Rate :                                                                      N/A
26. Inventory Aging of the Eligible Pool Balance as of the end of the Collection Period:
                           0-120 days                                                       N/A
                          121-179 days                                                      N/A
                          180-269 days                                                      N/A
                          270-359 days                                                      N/A
                          360-479 days                                                      N/A
                          480 +                                                             N/A
27. Optional removal of Receivables aged greater than 450 days during the related Collectio0.00riod
28. Eligible Investments on deposit in the Excess Funding Account and amounts on deposit in the Excess Funding Accounts for all other Series at the end of the Interest Period
     as a percentage of the assets of the Trust:                                          0.00%
     Has an asset composition Event Occurred:                                                NO
29. Amount of 491 Day Aged Receivables  during Collection Period:                           n/A
      Cumulative amount of 491 Day Aged Receivables from:
                                                       Aged IneligiOptional Removals:    Put Limit:
          February 1, 2003 to May 31, 2003:                    N/A              $0          N/A
       Has an Early Amortization Event Occurred:                                             NO
30. Principal Amount of Receivables subject to a Participation Interest at end of C4,851,519.06riod:
31. Product Line Breakdown                                           Test Level:     Actual:
         Bombardier:                                                        45.00%          N/A
         Marine:                                                            45.00%          N/A
         Recreational Vehicles:                                             20.00%          N/A
         CEA / Other:                                                       10.00%          N/A
         Manufactured Housing:                                              45.00%          N/A
         Lawn & Garden:                                                     10.00%          N/A
                 Total:                                                                   0.00%
32. Overconcentration Amounts:
      Designated Manufacturer Concentration:                                               0.00
      Industry Overconcentrations:                                                         0.00
      Dealer Overconcentrations:                                                           0.00
      Manufacturer Overconcentrations:                                                     0.00
                 Total Overconcentration Amounts:                                          0.00
33. (a) BRMT I Defaulted Amount for Collection Period:                               13,867,454
     (b) BRMT I Non-Principal Collections Collection Period:                        109,874,137
     (c) BRMT I Principal Collections Collection Period:                          2,306,811,908
     (d) BRMT I Recovery Amount for Collection Period:                                9,304,523
34. Total Defaulted Amount at end of Collection Period relating to non payment
      of at least $150 of interest due more than 90 days:                                     -
35. Amount of Receivable purchased by the trust at a discount during Collection Period:     N/A
36. Has an automatic Addition of Accounts Occurred:                                          NO
37. Pool data on Receivables added as Automatic Account Additions                           N/A
Prepared by: Sarah Kirker
Bombardier Capital Inc.
Bombardier Credit Receivables Corporation
DISTRIBUTION DATE STATEMENT VARIABLE FUNDING CERTIFICATE
Distribution Date:                                        12/16/02

For the Collection Period:                                12/01/01     through         11/30/02
Aggregate Non-Principal Collections                                                 109,874,137
Aggregate Principal Collections                                                   2,306,811,908
Variable Funding Percentage (unweighted)                                                  1.44%
Distributions on the Variable Funding Certificate:
       Non-Principal Collection Distributions:                                        1,582,215
       Principal Collection Distributions:                                           31,977,027
Variable Funding Amount as of the last day of the Collection Period:                 29,161,154
Variable Funding Default Amount                                                         230,236
Monthly Servicing Fee Due                                                                27,144

Note:  As per Article IV, Section 4.01, of the Series 1994-1 Supplement to the Pooling and
Servicing Agreement, deposits into the Collection Account are net of the sum of (i) the
Variable Funding Percentage of such Collections and (ii) the Excess Retained Percentage of such Collections, resulting in no payment  by the Trustee.

Prepared by: Sarah Kirker
Bombardier Capital Inc.




Exhibt 99.2


                        ANNUAL SERVICER'S CERTIFICATE


                           BOMBARDIER CAPITAL INC.


           --------------------------------------------------------


                      BOMBARDIER RECEIVABLES MASTER TRUST I
                                  (the "Trust")
                  --------------------------------------------------------


         The undersigned, duly authorized representatives of Bombardier Capital Inc. ("BCI"), as Servicer, pursuant to the Pooling and Servicing Agreement dated as of January 1, 1994 (as amended and supplemented, the "Agreement"), by and among Bombardier Credit Receivables Corporation ("BCRC"), as Depositor, BCI, as Servicer, and Deutsche Bank Trust Company Americas (formerly known as Bankers Trust Company), as Trustee, do hereby certify, on behalf of BCI, that:

1.       BCI is, as of the date hereof, the Servicer under the Agreement.

2. The undersigned are Servicing Officers and are duly authorized pursuant to the Agreement to execute and deliver this Certificate to the Trustee and any Enhancement Providers and all other persons specified in
Section 3.05 of the Agreement.

3. A review of the activities of the Servicer during the calendar year ended December 31, 2002, and of its performance under the Agreement, was conducted under our supervision.

4. Based on such review, the Servicer has, to the best of our knowledge, performed in all material respects all of its obligations under the Agreement throughout such year and no material default in the performance of such obligations has occurred or is continuing except as set forth in paragraph 5 below.

5. The following is a description of each material default in the performance of the Servicer's obligations under the provisions of the Agreement known to us to have been made by the Servicer during the year ended December 31, 2002, which sets forth in detail the (a) nature of each such default, (b) the action taken by the Servicer, if any, to remedy each such default, and (c) the current status of each such default: none.

Capitalized terms used but not defined herein are used as defined in the Agreement.

IN WITNESS WHEREOF, each of the undersigned has duly executed this Certificate this 30th day of April, 2003.



                         BOMBARDIER CAPITAL INC.

                        By: /s/Lawrence F. Assell
                            Lawrence F. Assell
                   Vice President and General Mananger

                          By: /s/George N. Demas
                             George N. Demas
                           Assistant Secretary



Exhibit 99.3

                         Independent Accountants' Report



Board of Directors
Bombardier Capital Inc.
as Servicer
1600 Mountainview Drive
Colchester, VT  05446

and

Deutsche Bank,
as Trustee
Four Albany Street
New York, New York  10006

Attention: Corporate Trust & Agency Group,
Structured Finance Team



                     Bombardier Receivables Master Trust I


We have examined management's assertion, included in the accompanying
Report of Management on Compliance, about Bombardier Capital Inc., (The "Servicer" or BCI) of compliance with the terms and conditions of Sections 3.01(d), 3.02, 3.04, 3.05, 3.09, 4.02, 4.03, 4.04, 10.01(a), 10.01(b) and
10.01(e)of the Pooling and Servicing Agreement dated as of January 1, 1994 (as amended, modified, supplemented or interpreted from time to time, the "Agreement") among Bombardier Credit Receivables Corporation, as the
Depositor, Bombardier Capital Inc., as the Servicer, and Deutsche Bank, as Trustee as of January 31, 2003 and for the period from February 1, 2002 through January 31, 2003. Management is responsible for the Servicer's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Servicer's compliance based on our examination.

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

In our opinion, management's assertion that the Servicer was in compliance, in all material respects, with the terms and conditions of the sections of the Agreement (as amended, modified, supplemented, or interpreted from time to time) as of January 31, 2003 and for the period February 1, 2002 through January 31, 2003, is fairly stated, in all material respects.

This report is intended solely for your information and should not be referred to or distributed for any purpose to anyone who is not authorized to receive such information as specified in the Agreement (as amended, modified, supplemented, or interpreted from time to time).


                                 ERNST & YOUNG
Boston, Massachusetts
April 30, 2003


Exhibit 99.4
Depositor's Certificate

                                                   Certification

I, Lawrence Assell certify that:

1. I have reviewed this annual report on Form 10-K and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Bombardier Receivables Master Trust I;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.



Date: April 30, 2003


__________________________________
Lawrence F. Assell
President