Form 10-K/A
period 2004-01-31
BOMBARDIER CREDIT RECEIVABLES CORP SERIES 2000-1
filed 2004-04-26
CIK 1139602

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   --------

                                  FORM 10-K/A

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          (Mark One)

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended January 31, 2003

                                            or

                | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from _______ to _______

                                 Commission File Number:   333-77091-01




                   BOMBARDIER CREDIT RECEIVABLES CORPORATION
                                (Depositor) on
                                   behalf of
                     BOMBARDIER RECEIVABLES MASTER TRUST I
      --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                           Delaware                                                 03-0340600
--------------------------------------------------------------          ------------------------------------
(State or Other Jurisdiction of Organization or Incorporation)          (I.R.S. Employer Identification No.)

        261 Mountain View Drive, Colchester, Vermont                                  05446
    -----------------------------------------------------                       ------------------
          (Address of principal executive offices)                                 (Zip Code)

      Registrant's telephone number, including area code: (802) 655-2824

Securities registered pursuant to Section 12(b) of the Act:


Title of Class                                     Name of Registered Exchange
--------------                                     ---------------------------

None

Securities registered pursuant to Section 12(g) of the Act:   NOT APPLICABLE.

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes |X|    No | |

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | | NOT APPLICABLE.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes | |    No |X|

State the aggregate market value of the voting stock held by non-affiliates of the registrant: NOT APPLICABLE.

Indicate the number of shares outstanding of each of registrant's classes of common stock, as of the latest practicable date: NOT APPLICABLE.



                      DOCUMENTS INCORPORATED BY REFERENCE

None


                               Introductory Note

In reliance on the position of the staff of the SEC under the no-action letter for Volkswagen Credit Auto Receivables Corporation (avail. May 9, 1997), we are not required to respond to various items of Form 10-K. Such items are designated herein as "Not Applicable". Distribution reports detailing receipts and distributions by the trust, and various other events to the extent applicable, are filed on Form 8-K in lieu of reports on Form 10-Q.

                                   Part I.

Item 1.   Business.

          Not Applicable.

Item 2.   Properties.

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

Item 3.   Legal Proceedings.

          Nothing To Report.

Item 4.   Submission of Matters to a Vote of Security Holders.

          Nothing To Report.

                                   Part II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

          The outstanding Class A Certificates and Class B Certificates are held and delivered in book-entry form through the facilities of the Depository Trust Company ("DTC"), a "clearing agency" registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934. All outstanding definitive Class A Certificates and Class B Certificates are held by Cede & Co., the nominee of DTC. There is no established trading market for the Class A Certificates or the Class B Certificates.

          Records provided to the Trust by DTC and the Trustee indicate that as of January 31, 2003, the number of holders of record for each class of Certificate were as follows:

          Class A              14
          Class B               2

          Total:               16

Item 6.   Selected Financial Data.

          Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Not Applicable.

Item 8.   Financial Statements and Supplementary Data.

          Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Nothing to Report.

                                  Part III.

Item 10.  Directors and Officers of the Registrant.

          Not Applicable.

Item 11.  Executive Compensation.

          Nothing to Report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          As set forth under Item 5, above, Cede & Co. is the sole holder of record of Certificates, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold Certificates for their own accounts or for the accounts of their customers.

Item 13.  Certain Relationships and Related Transactions.

          Nothing to Report.

Item 14.  Principal Accountant Fees and Services.

          Not Applicable.

                                   Part IV.

Item 15.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

          (a) Exhibits:

              99.1-2002 Series 2000-1 AGGREGATE DISTRIBUTION DATE STATEMENT 99.2-2002 ANNUAL SERVICER'S CERTIFICATE
              99.3-2002 ANNUAL REPORT OF INDEPENDENT ACCOUNTANTS ON COMPLIANCE 99.4-2002 DEPOSITOR'S CERTIFICATE

          (b) Reports on Form 8-K:

          Currents reports on Form 8-K are filed within fifteen (15) days after each monthly distribution with respect to the Class A Certificates and the Class B Certificates. The reports include, as an exhibit, the monthly Distribution Date Statement with respect to the Class A Certificates and the Class B Certificates.

          Current Reports on Form 8-K for the period covered by this report were filed on:

               February 28, 2002               August 30, 2002
               March 29, 2002                  September 30, 2002
               April 30, 2002                  October 31, 2002
               June 4, 2002                    November 27, 2002
               June 28, 2002                   December 31, 2002
               July 31, 2002                   January 31, 2003


          (c) See item 15(a) above.

          (d) Not applicable.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             BOMBARDIER CREDIT RECEIVABLES CORPORATION acting on behalf of Bombardier Receivables Master Trust I

                             By: /s/ Jack C. Lanz
                                 ---------------------------------------------
                                 Name:   Jack C. Lanz
                                 Title:  Division Vice Predident and Treasurer
                                 Date:   April 26, 2004

                                                                Exhibit Index

Exhibit No.

     99.1-2002 Series 2000-1 AGGREGATE DISTRIBUTION DATE STATEMENT 99.2-2002 ANNUAL SERVICER'S CERTIFICATE
     99.3-2002 ANNUAL REPORT OF INDEPENDENT ACCOUNTANTS ON COMPLIANCE 99.4-2002 DEPOSITOR'S CERTIFICATE